Form 10-K
AMERICAN SOUTHWEST FINANCIAL SECURITIES CORP
filed 1998-04-15
CIK 912957

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number:  33-92146

American Southwest Financial Securities corporation
(Exact Name of registrant as specified in its charter)

Delaware                      0742739
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

2390 Camelback Road, Suite 225, Phoenix, Az 85016
(Address of Principal Executive Office)

212526-5594
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the American Southwest Financial Corporation Commercial Mortgage Pass-THrough Certifiates Series 1996-FHA1 issued, pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996 (the "Pooling and Servicing Agreement"), by and among American Southwest Financial corporation as Depositor (the "Depositor"), Greystone Servicing Corporation ,Inc. As Master Servicer (the "Master Servicer"), Greystone Funding Corporation, as Seller (the "Seller"), Daiwa Finance Corp, as Seller (the "Seller"), and LaSalle National Bank, as trustee and REMIC administrator. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-27083)
(the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF Amercican
                         Southwest Financial Securities
                         Corporation, REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities












Exhibit 99.1


 OFFICER'S CERTIFICATE

Pursuant to Article III, Section 3.18 of the Pooling and Servicing Agreement dated December 1, 1996, 1, Carole J. Jurney, Vice President of Greystone Servicing Corporation, Inc., Master Servicer of the aforementioned Pooling and Servicing Agreement, attest that (a) a review of the activities of the Master Servicer under this agreement has been made under my supervision, (b) to the best of my knowledge, based on the review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout the year,(c) a review of the activities of each Sub-Servicer during the immediately preceding year and its performance under the related Sub-Servicing Agreement has been made and, (d) to the best of my knowledge, based on such review, each Sub-Servicer has performed and fulfilled its duties, responsibilities and obligations under the related Sub-Servicing Agreement in all material respects throughout such year.


By: /s/ Carole J. Jurney
Title: Vice President
Greystone Servicing Corp






















































Exhibit 99.2



GROSS COLLINS CRESS, P.C.


Mr. Ryan Kutty
LaSalle National Bank
135 South LaSalle Street
Chicago, IL 60674

Re:           Series 1995 FHAI
  Series 1996 FHAI

January 16, 1998

Dear Mr. Kutty,

Attached is the independent Cenified Public Accountant's single audit report required for each institutional investor.
We have expressed an opinion on the overall portfolio serviced by Greystone Servicing Corporation. which does not necessarily include tests of each specific investor's portfolio each year. We have adopted the audit procedures within The Uniform Single Audit Program to test the procedures and records relating to loans serviced for investors.

If we may be of any further assistance to you, please feel free to contact us at any time.

Sincerely,
/s/ CROSS, COLLINS + CRESS, P.C.
by                        Elizabeth A. Salvati, CPA, CFP, PFS
 Shareholder

Enclosures
KAP/jls

To the Board of Directors of Greysione Servicing Corporation:



We have examined the financial statements of Greystone Servicing Corporation as of December 31, 1997 and have issued our report thereon dated February 27, 1998. Our examination was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and


The examination referred to above included tests relating to mortgage loans serviced for others in accordance with the requirements of the Uniform Single Audit Program for Mortgage Bankers. Our examination disclosed no exceptions or errors in recoTds relating to mortgage loans serviced for others that, in our opinion, paragraph 4 of that Program requires us to report.

We are independent Certified Public Accountants with respect to Greystone Servicing Corporation within the meaning of the Code of Professional Ethics of the American Institute of Certified Public Accountants.


/s/ Gross Collins Cress, P.C.
Atlanta, Georgia

February 27, 1998