Form 10-K/A
period 1998-12-31
AMERICAN SOUTHWEST FINANCIAL SECURITIES CORP
filed 1999-04-09
CIK 912957

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

By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999

EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities


GREYSTONE

OFFICER'S CERTIFICATE

Pursuant to Article 111, Section 3.18 of the Pooling and
Servicing Agreement dated December 1, 1996, 1, Jacqueline
Garland, Vice President of Greystone Servicing Corporation,
Inc., Master Servicer of the aforementioned Pooling and Servicing Agreement, attest that (a) a review of the activities of the Master Servicer under this agreement has been made under my supervision, (b) to the best of my knowledge, based on the review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout the year,(c) a review of the activities of each Sub- Servicer during the immediately preceding year and its performance under the related
SubServicing Agreement has been made and, (d) to the best of my knowledge, based on such review, each Sub- Servicer has performed and fulfilled its duties, responsibilities and obligations under the related Sub- Servicing Agreement in all material respects throughout such year.

Jacqueline Garland
Vice President of Greystone Servicing Corporation, Inc


	Gross Collins, P.C.


To the Board of Directors of
INDEPENDENT AUDITORS' REPORT

Greystone Servicing Corporation, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheets of

GREYSTONE SERVICING CORPORATION, INC. & SUBSIDIARY

as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examinin-, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessin the accountina princi

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greystone Servicing Corporation, Inc. & Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD ProLyrams issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 26,1999, on our consideration of Greystone Servicing Corporation, Inc. & Subsidiary's internal control and a report dated February 26, 1999, on its compliance with specific requirements applicable to major HUD programs.

Our audits were conducted for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supporting information included on pages 19 through 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial st

Atlanta, Georgia

February 26, 1999

Federal Identification 58-1367012


2625 Cumberland Parkway, Suite 400, Atlanta, Georgia 30339, USA.
Telephone: + 1770 433 1711. Fax: + 1 770 432 3473.