Form 10-K/A
period 2002-05-01
AMERICAN SOUTHWEST FINANCIAL SECURITIES CORP
filed 2002-06-03
CIK 912957

To the Board of Directors of Greystone Servicing Corporation, Inc.: We have examined management's assertion about Greystone Servicing Corporation, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the years ended December 31, 2001 and 2000 included in the accompanying management assertion. Management is responsible for Greystone Servicing Corporation, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination. Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Greystone Servicing Corporation, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Greystone Servicing Corporation, Inc.'s compliance with minimum servicing standards. In our opinion, management's assertion that Greystone Servicing Corporation, Inc. complied with the aforementioned minimum servicing standards as of and for the years ended December 31, 2001 and 2000 is fairly stated, in all material respects. Atlanta, Georgia February 22, 2002