Form 10-K/A
period 2002-05-01
AMERICAN SOUTHWEST FINANCIAL SECURITIES CORP
filed 2002-06-03
CIK 912957

419 BELLE AIR LANE WARRENTON, VA 20186 PHONE 540 341 2100 FAX 540 341 2121 WWW.GREYCO.COM OFFICER'S CERTIFICATE American Southwest Financial Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-FHAI Pursuant to Article III, Section 3.18 of the Pooling and Servicing Agreement dated December 1, 1996, 1, Jacqueline Garland, Vice President of Greystone Servicing Corporation, Inc., Master Servicer of the aforementioned Pooling and Servicing Agreement, attest that (a) a review of the activities of the Master Servicer under this agreement has been made under my supervision, (b) to the best of my knowledge, based on the review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout the year ending December. 31, 2001, (c) a review of the activities of each Sub-Servicer during the immediately preceding year and its performance under the related Sub-Servicing Agreement has been made and, (d) to the best of my knowledge, based on such review, each Sub-Servicer has performed and fulfilled its duties, responsibilities and obligations under the related Sub-Servicing Agreement in all material respects throughout such year.